Form 10KSB
period 2002-12-31
HDL CAPITAL CORP
filed 2003-03-27
CIK 1201718

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the period from April 25, 2002 (inception) to December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

     For the transition period from ___________ to __________

                      COMMISSION FILE NUMBER: 001-31523

                               HDL CAPITAL CORP.
                 -------------------------------------------
                (Name of small business issuer in its charter)

           Nevada                                33-1001725
----------------------------           --------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

             2602 - 1111 Beach Ave.
             Vancouver, BC Canada                      V6E 1T9
     --------------------------------------            --------
    (Address of principal executive offices)          (Zip Code)

                          (604) 608-4226
                    ----------------------------
                   (Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since
last report):        N/A

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                    ------------------------------
                    Common Stock, $0.001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer had no revenues for the fiscal year ended December 31, 2002.

Of the 90,000 shares of voting stock of the registrant issued and outstanding as of March 18, 2003, 52,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

                          FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2002
                              HDL CAPITAL CORP.

                               TABLE OF CONTENTS

PART I

Item                                                                    Page
Item 1   Description of Business                                           3
Item 2   Description of Property                                           4
Item 3   Legal Proceedings                                                 4
Item 4   Submission of Matters to a Vote of Security Holders               4

PART II

Item 5   Market for Common Equity and Related Stockholder Matters          4
Item 6   Management's Discussion and Analysis or Plan of Operation         5
Item 7   Financial Statements                                              7
Item 8   Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                          7

PART III

Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act        7
Item 10  Executive Compensation                                            8
Item 11  Security Ownership of Certain Beneficial Owners and
         Management                                                        8
Item 12  Certain Relationships and Related Transactions                    9
Item 13  Exhibits and Reports on Form 8-K                                 10
Item 14  Controls and Procedures                                          10

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate" "intend," "could," "estimate," or "continue," or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and include elsewhere in this report.

                                    PART I

Item 1.     Description of Business

Company History and Business

HISTORY AND ORGANIZATION

HDL Capital Corp. ("HDL") was organized under the laws of the State of Nevada on
April 25, 2002.   HDL was incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

HDL was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "target company"). HDL will not restrict its search to any specific business, industry or geographical location.

HDL does not currently engage in any business activities that provide any cash
flow.    The costs of  identifying,  investigating,  and  analyzing  business combinations will be paid with money in HDL's treasury or loaned to HDL by management.

Although HDL was under no obligation to do so, it has voluntarily filed a Form 10SB registration statement because it believes that it can better facilitate its business goals if it is a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act"). HDL intends to proceed as an electronic filer when filing reports under the Exchange Act and, as a result, the public will in the future be able to access these reports on the SEC's EDGAR website which contains reports, proxy and information statements and other information for
reporting issuers.   The address of the SEC's website is www.sec.gov.   Annual
proxy information sent to shareholders prior to annual meetings of shareholders will include financial statements for HDL.

PROPOSED BUSINESS

HDL will seek to locate and acquire a target company which, in the opinion of HDL's management (sometimes referred to as the "Management"), offers long term growth potential. HDL will not restrict its search to any specific business,
industry or geographical location.   HDL may seek to acquire a target company
which has just commenced operations, or which works to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

There are certain perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include the following:

- the ability to use registered securities to make acquisitions of assets or businesses;
-  increased visibility in the financial community;
-  the facilitation of borrowing from financial institutions;
-  improved trading efficiency;
-  shareholder liquidity;
-  greater ease in subsequently raising capital;
-  compensation of key employees through stock options;
-  enhanced corporate image;
-  a presence in the United States capital market.

A target company, if any, which may be interested in a business combination with HDL may include the following:

- a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
- a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms accept-able to it;
- a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
- a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
- a foreign company which may wish an initial entry into the United States securities market;
- a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
- a company seeking one or more of the other perceived benefits of becoming a public company.

There is no assurance that HDL will be able to effect an acquisition of a target company. In addition, at this time, no specifics as to an acquisition or as to the nature of the target company can be provided.

Item 2.     Description of Property

HDL does not have any physical property. HDL does not lease any office premises but has as its principal executive offices the offices of one of its directors, Christopher D. Farber.

Item 3.     Legal Proceedings

HDL is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.     Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the period from April 25, 2002 (inception) to December 31, 2002 save and except as follows:

In the organizational meeting of HDL held on October 7, 2002 the shareholders approved the Articles and By-Laws of HDL and further approved the appointment of the initial directors and officers of HDL.

                                 PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for HDL's common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2002, there were 32 holders of record of our common stock and 90,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 32 registered shareholders at December 31, 2002.

There are no outstanding options or warrants to purchase, or securities convertible into HDL's common stock.

Dividends

HDL has not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

HDL has sold a total of 30,000 shares to its 3 directors and officers in sales which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were under-taken pursuant to Section 5 of the 1933 Securities Act.

HDL has sold a total of 60,000 shares to 29 persons resident outside of the United States under Regulation S. All of the persons who purchased these shares are residents of Canada and have been advised that:

-  the Articles of HDL restrict the transfer of their shares;
- the shares have not been registered under the Securities Act of 1933; and
- the shares may not be offered or resold in the United States unless registered under the 1933 Act and the securities laws of all applicable states of the United States or an exemption from such registration requirements (such as Regulation S or Rule 144) is available.

All persons who purchased stock represented to HDL in writing that they were purchasing the shares for investment only and for their own account and not with a view to resale or distribution thereof, except in accordance with applicable securities laws.

Of the 60,000 shares sold under Regulation S, a total of 4,000 are owned directly or indirectly by Lorna Seaton, the spouse of Philip N. Cassis, a director and officer. A total of 4,000 are owned by Tania Little, the spouse of William J. Little, a director and officer.

All of the certificates representing the 90,000 shares of common stock have been legended with a resale restriction legend indicating that the shares may not be eligible for resale in the United States unless first registered under the Securities Act of 1934 or unless an exemption from such registration (such as Rule 144 or another exemption) is available.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with HDL's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause HDL's actual results to differ materially from such statements. Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Results of Operations

Since incorporation in the state of Nevada on April 25, 2002, HDL has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

On October 31, 2002 HDL completed a Form 10SB registration with the United States Securities and Exchange Commission. As such HDL is subject to the regulations governing reporting issuers in the United States.

For the period April 25, 2002 (inception) to December 31, 2002 HDL incurred general and administrative expenses of $2,975 of which $1,883 represented professional fees. As this is the first period there are no comparable expenses.

For the period April 25, 2002 (inception) to December 31, 2002 HDL had a net loss of $2,975 or $0.03 cents per share, using 90,000 shares as the weighted average common shares outstanding during the period.

Liquidity and Capital Resources

During the period April 25, 2002 (inception) to December 31, 2002 HDL used $1,975 in cash from operating activities. During this period HDL received $90 from proceeds on the sale of common stock and $2,215 in advances from related parties. As at December 31, 2002 HDL had $330 cash in the bank.

HDL does not currently engage in any business activities that provide any cash flow. HDL is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, HDL has not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. The new guidance resolves significant implementation issues related to SFAS No. 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial State-ments, to eliminate the exception to consolidate a subsidiary for which control
is likely to be temporary.    SFAS 144 retains the  requirement of SFAS 121 to
recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows an exceeds its fair value.

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on HDL's financial statements.

Item 7.     Financial Statements

The audited Consolidated Financial Statements for the period ended December 31, 2002 are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

From HDL's inception to the present, there were no disagreements with HDL's accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred from the date of HDL's inception to the present.

                                PART III


Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers
and control  persons of HDL.    There are no  persons  which  have  acted as a
promoter, controlling person, or significant employee of HDL other than as disclosed below.

     Name                   Position           Ages   Date Elected *1*2
-----------------------------------------------------------------------
Philip N. Cassis       Director, President      60      April 25, 2002
                                                        to present
William J. Little      Director, Treasurer      60      April 25, 2002
                                                        to present
Christopher D. Farber  Director, Secretary      36      April 25, 2002
                                                        to present

1. Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2. The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and By-Laws of HDL.

Mr. Philip Cassis - Mr. Cassis has been self-employed as a business consultant for the previous 5 years. Mr. Cassis' business experience is in the areas of marketing, sales and finance of various companies for which he performs consulting and management services.

Mr. Christopher Farber - For the previous five years, Christopher Farber has
been employed as a lawyer.    He is presently  practicing as  CD Farber Law
Corporation, a sole practice.   He is also employed since November, 2001 as
corporate counsel to Eiger Technology, Inc., a Canadian company listed on the Toronto Stock Exchange. Mr. Farber has a bachelor's degree in economics from University of Victoria. He also has a bachelor's of law degree (LLB) from the University of Toronto and a Master's degree in Business Administration from the University of Toronto.

Mr. William J. Little - Since taking early retirement in 1996 as a partner from BDO Dunwoody, an international firm of Chartered Accountants, William Little has
been self-employed as a business consultant.    Mr.  Little has a  Bachelor of
Commerce and Business Administration from the University of British Columbia.
He has been a Chartered Accountant since 1967.

The directors and officers of HDL are not expected, at any time, to devote more than 50% of their time to the business of HDL. None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10.     Executive Compensation

Summary Compensation Table

             Annual Compensation  Long-term compensation
             ----------------------------------------------------------------
                                Awards     Payouts
                                ---------------------------------------------
Name and   Year  Salary   Bonus   Other    Restrict  Securities  LTIP   All
Principal   (1)                   Annual   ed Stock  Underlying  Pay-  Other
Position                          Compen   Award(s)  Options/    outs  Compen
                                  Sation               SARs            sation
                   ($)     ($)      ($)       ($)       #        ($)     ($)

(a)         (b)    (c)     (d)      (e)       (f)       (g)       (h)    (I)
-----------------------------------------------------------------------------
Philip      2002    0       0        0         0         0         0      0
N. Cassis
President,
Director

William     2002    0       0        0         0         0         0      0
J. Little
Treasurer,
Director

Christopher 2002    0       0        0         0         0         0      0
D. Farber
Secretary,
Director
---------------------------------------------------------------------------
(1) The term year refers to the period from April 25, 2002 (inception) to December 31, 2002.

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management

The following table sets forth information regarding the beneficial ownership of shares of HDL's common stock as of December 31, 2002 (90,000 issued and out-standing) by: (i) all stockholders known to HDL to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of HDL, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):



     Name and                         Amount of Stock    Percentage
     Address           Position     Beneficially Owned    of Class
     ---------------------------------------------------------------
     William           Director,
     J. Little (1)     Treasurer       14,000 common       15.55%

     Christopher       Director,
     D. Farber,        Secretary       10,000 common       11.11%

     Philip            Director,
     N. Cassis (2),    President       14,000 common       15.55%

     Directors and
     officers as a group               38,000 common       42.21%
     --------------------------------------------------------------

(1) Of the shares listed for William J. Little, 4,000 are owned by his spouse, Tania Little, as described below in Certain Relationships and Related Transactions.
(2) Of the shares listed for Philip N. Cassis, 4,000 are owned by his spouse, Lorna Seaton, directly or indirectly, as described below in Certain Relationships and Related Transactions.

Item 12.     Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between HDL and its officers, directors, and five percent or greater shareholders, except as follows:

William J. Little, Director and Treasurer, purchased 10,000 common shares on September 6, 2002.

Christopher D. Farber, Director and Secretary, purchased 10,000 common shares on September 6, 2002.

Philip N. Cassis, Director and President, purchased 10,000 common shares on September 6, 2002.

On September 6, 2002 a number of persons who are immediate family members of two directors, William J. Little and Philip Cassis, purchased shares in HDL.

These persons, their relationship to these directors and the number of shares they purchased is as follows (3):

Tania Little (spouse of William J. Little) 2,000 common shares at $0.001 per share

Deborah A. Little (daughter of William J. Little) 2,000 common shares at $0.001 per share

Lloyd E. Little (brother of William J. Little) 2,000 common shares at $0.001 per share

Doris I. Little (sister-in-law of William Little) 2,000 common shares at $0.001 per share

Martyn J. Holliday (son-in-law of William J. Little) 2,000 common shares at $0.001 per share

Nicholas V. Galichenko (brother-in-law of William J. Little) 2,000 common shares at $0.001 per share

Lorna Seaton (spouse of Philip N. Cassis) 4,000 common shares at $0.001 per share (1)

Jason Cassis (son of Philip N. Cassis) 2,000 common shares at $0.001 per share

Andrea Cassis (daughter of Philip N. Cassis) 2,000 common shares at $0.001 per share

Heidi Cassis (daughter-in-law of Philip N. Cassis) 2,000 common shares at $0.001 per share

Mark Hodge (son-in-law of Philip N. Cassis) 2,000 common shares at $0.001 per share

    (1) 2,000 of the common shares purchased by Lorna Seaton were purchased by Hammer Holdings (St. Thomas) Inc., a company in which she owns 100% of the issued and outstanding common shares. 2,000 common shares are registered to her personally.
    (2) Other shareholders are non-immediate family members and friends of the directors and officers of HDL.
    (3) Only Lorna Seaton and Tania Little reside with a director or officer of HDL.

On November 30, 2002, Tania Little, the spouse of William J. Little, a director and officer, purchased 2,000 common shares of HDL from another shareholder of HDL.

Certain of the officers and directors of HDL are engaged in other businesses, either individually or through partnerships and corporations in which they have
an interest, hold an office, or serve on a board of directors.    As a result,
certain conflicts of interest may arise between HDL and its officers and directors. HDL will attempt to resolve such conflicts of interest in favor of HDL. The officers and directors of HDL are accountable to it and its share-holders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling HDL's affairs. A shareholder may be able to institute legal action on behalf of HDL or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to HDL.

Item 13.     Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the period ended December 31, 2002.

Item 14.     Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL's
disclosure  controls and  procedures.   It is the  opinion of  HDL's  principal
accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL's disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers
to allow timely decisions regarding required disclosures.   There have been no
significant changes in HDL's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                             EXHIBIT INDEX

Number                    Exhibit Description

3.1   Articles of Incorporation (incorporated by reference to Exhibit
      3.1 of the Registration Statement on Form 10SB filed on October
      31, 2002).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on October 31, 2002).

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                            HDL CAPITAL CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                           DECEMBER 31, 2002

AUDITORS' REPORT

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LABONTE & CO.
C H A R T E R E D   A C C O U N T A N T S      610 - 938 Howe Street
                                               Vancouver, BC  Canada
                                               V6Z  1N9
                                               Tel: (604) 682-2778
                                               Fax: (604) 689-2778
                                               Email:info@labonteco.com

                            AUDITORS' REPORT

To the Stockholders and Board of Directors of HDL Capital Corp.

We have audited the balance sheet of HDL Capital Corp. (a development stage company) as at December 31, 2002 and the statements of operations, changes in stockholders' equity and cash flows for the period from April 25, 2002 (inception) to December 31, 2002. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are
free of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state-
ment presentation.   We believe that our audit  provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and cash flows and the changes in stockholders' equity for the period from April 25, 2002 (inception) to December 31, 2002 in accordance with generally accepted accounting principles in the United States.

                                          "LaBonte & Co."

                                        CHARTERED ACCOUNTANTS

Vancouver, B.C.
January 10, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated January 10, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                          "LaBonte & Co."

                                        CHARTERED ACCOUNTANTS

Vancouver, B.C.
January 10, 2003

                                   F-2
                            HDL CAPITAL CORP.
                     (A Development Stage Company)

                             BALANCE SHEET

                                                    December 31, 2002

                                 ASSETS

CURRENT ASSETS
   Cash                                                    $     330
---------------------------------------------------------------------
                                                           $     330
=====================================================================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                $   1,000
   Due to related parties (Note 4)                             2,215
----------------------------------------------------------------------
                                                                3,215
----------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
    Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
    90,000 shares of common stock                                 90
Deficit accumulated during development stage                   (2,975)
----------------------------------------------------------------------
                                                               (2,885)
----------------------------------------------------------------------
                                                           $     330
======================================================================





The accompanying notes are an integral part of these financial statements

                                   F-3
                            HDL CAPITAL CORP.
                      (A Development Stage Company)

                        STATEMENT OF OPERATIONS

                                                          April 25, 2002
                                                          (inception) to
                                                       December 31, 2002
------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                       $    1,092
   Professional fees                                              1,883
------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                     $    (2,975)
========================================================================


BASIC NET LOSS PER SHARE                                    $    (0.03)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      90,000



The accompanying notes are an integral part of these financial statements

                                   F-4
                            HDL CAPITAL CORP.
                      (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY

   FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO DECEMBER 31, 2002


                                                        Deficit
                             Capital Stock            Accumulated  Stockholders
                             Number         Additional During the     Equity
                               of            Paid in   Development   (Capital
                             Shares  Amount  Capital      Stage     Deficiency)
------------------------------------------------------------------------------

Common stock issued for
cash at $0.001 per share
   September 6, 2002         90,000   $ 90   $  -      $     -       $    90

Net loss for the period
April 25, 2002
   (inception) to
    December 31, 2002             -      -      -       (2,975)       (2,975)
-----------------------------------------------------------------------------

Balance, December 31, 2002   90,000   $ 90   $  -      $(2,975)      $(2,885)
-----------------------------------------------------------------------------












The accompanying notes are an integral part of these financial statements

                                   F-5
                            HDL CAPITAL CORP.
                      (A Development Stage Company)

                        STATEMENT OF CASH FLOWS

                                                          April 25, 2002
                                                          (inception) to
                                                       December 31, 2002
-----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                  $  (2,975)
   Adjusted for item not involving cash:
     - accounts payable                                         1,000
----------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (1,975)
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale of common stock                                90
   Advances from related parties                                2,215
----------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        2,305
----------------------------------------------------------------------
INCREASE IN CASH                                                  330

CASH, BEGINNING OF PERIOD                                           -
----------------------------------------------------------------------
CASH, END OF PERIOD                                          $    330
=====================================================================










The accompanying notes are an integral part of these financial statements

                                   F-6
                            HDL CAPITAL CORP.
                      (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $2,975. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and
acquire an operating business.    The ability of the Company to continue as a
going concern is dependent on raising capital to acquire a business venture and
ultimately to attain profitable operations.   Accordingly, these factors raise
substantial doubt as to the Company's ability to continue as a going concern.

On October 31, 2002, the Company completed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on April 25, 2002 in the State of Nevada. The Company's fiscal year end is December 31 with its initial period being from April 25, 2002 (inception) to December 31, 2002.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market inform-
ation and appropriate valuation methodologies.   The fair value of financial
instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax
balances.   Future  tax assets and  liabilities are  measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recog-nized in income in the period that includes the date of enactment or substantive
enactment.   As at December 31, 2002 the Company had net operating loss carry-
forwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-
18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consid-eration other than employee services is determined on the earliest of a perform-ance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.


NOTE 3 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To December 31, 2002 the Company has not granted any stock options and has not recorded any stock-based compensation.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the period certain directors paid expenses on behalf of the company of $815 and made net advances to the Company of $1,400 leaving $2,215 due as at December 31, 2002. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.


NOTE 5 - INCOME TAXES

The Company has net operating loss carry-forwards of $2,975 which may be available to offset future taxable income. Due to the uncertainty of realiz-ation of these loss carryforwards, a full valuation allowance has been provided for this deferred tax asset.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HDL CAPITAL CORP.

Dated: March 18, 2003              By:  /s/ Philip N. Cassis
                                   Philip N. Cassis,
                                   President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated March 18, 2003
                                   By: /s/ William J. Little
                                   William J. Little,
                                   Treasurer and Director

                                   By: /s/ Christopher D. Farber
                                   Christopher D. Farber,
                                   Secretary and Director

Exhibit  99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of HDL Capital Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the under-signed, in the capacities and on the dates indicated below, hereby certifies
pursuant to 18 U.S.C.   Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of HDL.


                                    By:  /s/ Philip N. Cassis
                                    Philip N. Cassis,
                                    Director and President

                                    By: /s/ William J. Little
                                    William J. Little,
                                    Director and Treasurer

                                    By: /s/ Christopher D. Farber
                                    Christopher D. Farber,
                                    Director and Secretary

                     FORM OF OFFICER'S CERTIFICATE
                        PURSUANT TO SECTION 302
                     ______________________________

      The undersigned President and Director of HDL Capital Corp. hereby certifies that:

      1.    he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3.    based on  his  knowledge,  the  financial  statements,   and  other
financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4.    he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By: /s/ Philip N. Cassis
                                            Philip N. Cassis
                                            President and Director