Form 10QSB
period 2002-12-31
HDL CAPITAL CORP
filed 2003-05-14
CIK 1201718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                       COMMISSION FILE NUMBER: 000-31639

                                HDL CAPITAL CORP.
         ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           NEVADA                                         331001725
---------------------------------              -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                          Suite 2602 - 1111 Beach Ave
                       Vancouver, British Columbia Canada
                                    V6E 1T9
                     --------------------------------------
                   (Address of principal executive offices)

                                 (604) 608-4226
                          -----------------------------
                        (Registrant's telephone number)

                        No former address or fiscal year
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [x]    No

As of December 31, 2002, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                HDL CAPITAL CORP.

                                      INDEX
                                                                          PAGE

PART I -    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET AS OF
            MARCH 31, 2003                                                 F-1

            INTERIM CONSOLIDATED STATEMENTS OF
            OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003                      F-2

            INTERIM CONSOLIDATED STATEMENTS OF CASH
            FLOWS THE THREE MONTHS ENDED MARCH 31, 2003                    F-3

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    4

Part II -   OTHER INFORMATION                                                5

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS





                                HDL CAPITAL CORP.
                            (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2003



                                  (unaudited)




















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                               HDL CAPITAL CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                        March 31,  December 31,
                                                          2003         2002
-------------------------------------------------------------------------------
                                                             (unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                               $  1,976      $    330
------------------------------------------------------------------------------
                                                        $  1,976      $    330
==============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities           $  1,472      $  1,000
     Due to related parties (Note 4)                       4,686         2,215
------------------------------------------------------------------------------
                                                           6,158         3,215
-------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock (Note 3)
       Authorized
         Common stock, $0.001 par value,
         100,000,000 shares
       Issued and outstanding
         90,000 shares of common stock                        90            90
     Deficit accumulated during development stage         (4,272)       (2,975)
-------------------------------------------------------------------------------

                                                          (4,182)       (2,885)
-------------------------------------------------------------------------------

                                                        $  1,976      $    330
===============================================================================



The accompanying notes are an integral part of these interim financial statements

                               HDL CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  Three Months   April 25, 2002
                                                      Ended     (inception) to
                                                 March 31, 2003  March 31, 2003
-------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE
EXPENSES
     Office and general                           $        579    $     1,671
     Professional fees                                     718          2,601
------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                           $     (1,297)   $    (4,272)
==============================================================================


BASIC NET LOSS PER SHARE                          $      (0.01)
===============================================================


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                             90,000
==============================================================


















The accompanying notes are an integral part of these interim financial statements

                                HDL CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS

                                  (unaudited)



                                                  Three Months   April 25, 2002
                                                      Ended     (inception) to
                                                 March 31, 2003  March 31, 2003
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
     Net loss for the period                       $   (1,297)     $   (4,272)
     Adjusted for item not involving cash:
       - accounts payable                                 472           1,472
------------------------------------------------------------------------------

NET CASH USED IN OPERATING
ACTIVITIES                                               (825)         (2,800)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
     Proceeds on sale of common stock                       -              90
     Advances from related parties                      2,471           4,686
-----------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING
ACTIVITIES                                              2,471           4,776
-----------------------------------------------------------------------------

INCREASE IN CASH                                        1,646           1,976

CASH, BEGINNING OF PERIOD                                 330               -
-----------------------------------------------------------------------------

CASH, END OF PERIOD                                $    1,976      $    1,976
=============================================================================




The accompanying notes are an integral part of these interim financial statements

                               HDL CAPITAL CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 MARCH 31, 2003

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------
The Company is in the initial development stage and has incurred losses since inception totalling $4,272. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

On October 31, 2002, the Company completed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
The Company was incorporated on April 25, 2002 in the State of Nevada. The Company's fiscal year end is December 31 with its initial period being from April 25, 2002 (inception) to December 31, 2002.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or
substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-
18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

NOTE 3 - CAPITAL STOCK
----------------------
The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To March 31, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
During the period certain directors made cash advances to the Company totalling $2,471 leaving $4,686 due as at March 31, 2003. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 - INCOME TAXES
---------------------
The Company has net operating loss carry-forwards of approximately $4,300 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
Since incorporation in the state of Nevada on April 25, 2002, the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

On October 31, 2002 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the three-month period ended March 31, 2003 the Company incurred general and administrative expenses of $1,297 of which $718 represented professional fees. There are no comparable expenses for this period in the previous year, as the company was not incorporated until April 25, 2003.

For the three-month period ended March 31, 2003 the Company had a net loss of $1,297 or $0.01 cents per share. During the period April 25, 2002 (inception) to March 31, 2003 the Company had a net loss of $4,272.

Liquidity and Capital Resources
-------------------------------
For the three-month period ended March 31, 2003 the Company used $825 in cash from operating activities. During this period the Company received $2,471 in advances from related parties. During the period April 25, 2002 (inception) to March 31, 2003 the Company used $2,800 in cash from operating activities and received $90 from proceeds on the sale of common stock and $4,686 in advances from related parties. As at March 31, 2003 the Company had $1,976 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

The Company's plan of operations for the next 12 months is to continue to locate and acquire an operating business entity. To the extent that this search and the Company's limited ongoing operations create cash requirements, it is anticipated that the Company's directors and officers will lend required funds to the Company or purchase additional equity. No product research or development have been, or are at this time planned to be, undertaken. No purchases or sales of plant and significant equipment have been, or at this time are planned to be, undertaken. No employees have been hired and there are no planned hirings at this time.

Controls and Procedures
-----------------------
HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL's disclosure controls and procedures. It is the opinion of HDL's principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL's disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002


                          PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Number                  Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)




                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HDL CAPITAL CORP.

Dated: May 6, 2003                  By:  /s/ Philip Cassis
                                    Philip Cassis, President and Director

                                    By: /s/ William J. Little
                                    William J. Little, Treasurer, Director,
                                    Chief Accounting Officer and Chief
                                    Financial Officer

                                    By: /s/ Christopher D. Farber
                                    Christopher D. Farber, Secretary and
                                    Director

                          FORM OF OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302
                         ______________________________

      The undersigned directors and officers of HDL Capital Corp. hereby each certifies that:

      1.    he has reviewed this quarterly report on Form 10-QSB;

      2. based on his knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. based on his knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this quarterly report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

            d. have presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

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

      6. he and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Philip Cassis           /s/ William J. Little    /s/ Christopher D. Farber
 ----------------------     ---------------------     ------------------------
 Philip Cassis             William J. Little          Christopher D. Farber
 President and             Treasurer, Director and    Secretary and Director
 Director                  Chief Accounting Officer/
                           Chief Financial Officer
