Form 10QSB/A
period 2003-03-31
HDL CAPITAL CORP
filed 2003-05-15
CIK 1201718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Amended FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of March 31, 2003, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

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
