Form 10QSB
period 2003-06-30
HDL CAPITAL CORP
filed 2003-08-12
CIK 1201718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

HDL CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	331001725 (IRS Employer Identification No.)

Suite 2602 - 1111 Beach Ave
Vancouver, British Columbia Canada, V6E 1T9
(Address of principal executive offices)

(604) 608-4226
(Registrant's telephone number)

No former address or fiscal year
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No

As of June 30, 2003, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes [] No [X]

HDL CAPITAL CORP.

INDEX
PART I - ITEM 1. ITEM 2. Part II -

FINANCIAL INFORMATION

FINANCIAL STATEMENTS
BALANCE SHEET AS OF JUNE 30, 2003

CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2003

CONSOLIDATED STATEMENTS OF CASH
FLOWS THE THREE MONTHS ENDED JUNE 30, 2003

NOTES TO FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INFORMATION

PAGE F-1 F-2 F-3 F-4 4 5

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDER'S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS
	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 448	$ 330

	$ 448	$ 330

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ -	$ 1,000
Due to related parties (Note 4)	6,000	2,215

	6,000	3,215

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)

Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(5,642)	(2,975)

	(5,552)	(2,885)

	$ 448	$ 330

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	April 25, 2002 (inception) to June 30, 2002	April 25, 2002 (inception) to June 30, 2003

EXPENSES

Office and general	$ 342	$ 921	$ 12	$ 2,013
Professional fees	1,028	1,746	815	3,629

NET LOSS FOR THE PERIOD	$ 1,370	$ 2,667	$ 827	$ 5,642

BASIC NET LOSS PER SHARE	$ 0.02	$ 0.03	$ 0.01

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING
	90,000	90,000	90,000

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO JUNE 30, 2003

(Unaudited)

	Common Stock		Deficit Accumulated During Development Stage	Stockholders' Equity (Capital Deficiency)
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$ 90	$ -	$ 90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the six months ended June 30, 2003	-	-	(2,667)	(2,667)

Balance, June 30, 2003	90,000	$ 90	$ (5,642)	$ (5,552)

The accompanying notes are an integral part of these interim financial statements

LMC CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended June 30, 2003	April 25, 2002 (inception) to June 30, 2002	April 25, 2002 (inception) to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period
	$ (2,667)	$ (827)	$ (5,642)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	(1,000)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(3,667)	(827)	(5,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	3,785	1,015	6,000

NET CASH FLOWS FROM
FINANCING ACTIVITIES	3,785	1,015	6,090

INCREASE IN CASH	118	188	448

CASH, BEGINNING OF PERIOD	330	-	-

CASH, END OF PERIOD	$ 448	$ 188	$ 448

 The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2003

NOTE 1 -NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $5,642. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

On October 31, 2002, the Company completed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2002.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation -An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

NOTE 3 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To June 30, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period certain directors made cash advances to the Company totalling $3,785 leaving $6,000 due as at June 30, 2003 ($2,215 -December 31, 2002). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $5,600 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

For the six-month period ended June 30, 2003 the Company incurred general and administrative expenses of $2,667 of which $1,746 represented professional fees. Comparable expenses are for the period April 25, 2002 (inception) to June 30, 2002 during which the Company incurred general and administrative expenses of $827.

For the six-month period ended June 30, 2003 the Company had a net loss of $2,667 or $0.03 cents per share. During the period April 25, 2002 (inception) to June 30, 2003 the Company had a net loss of $5,642.

Liquidity and Capital Resources
For the six-month period ended June 30, 2003 the Company used $3,667 in cash from operating activities. During this period the Company received $3,785 in advances from related parties. During the period April 25, 2002 (inception) to March 31, 2003 the Company used $5,642 in cash from operating activities and received $90 from proceeds on the sale of common stock and $6,000 in advances from related parties. As at June 30, 2003 the Company had $448 cash in the bank.

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

Controls and Procedures
HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL's disclosure controls and procedures. It is the opinion of HDL's principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL's disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

None.

ITEM 5.       OTHER INFORMATION

None.

Item 6.       Exhibits and Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter ended June 30, 2003 by the Registrant.

EXHIBIT INDEX

Number        Exhibit Description

3.1     Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2     ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)

32(a)   Form of Officers Certificate pursuant to Section 302

32(b)   Certification pursuant to Section 906 of Philip N. Cassis

32(c)    Certification pursuant to Section 906 of William J. Little

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003

HDL CAPITAL CORP.

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

/s/ Philip Cassis ------------------------------- Philip Cassis President and Director Chief Executive Officer	/s/ William J. Little ------------------------------ William J. Little Treasurer, Director and Chief Accounting Officer / Chief Financial Officer	/s/ Christopher D. Farber ------------------------------- Christopher D. Farber Secretary and Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HDL Capital Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the
Securities and Exchange Commission on the date hereof or immediately thereafter (the "Report"), I Philip N. Cassis, President and Chief Executive
Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

/s/ Philip N. Cassis
____________________________
Philip N. Cassis
President and Chief Executive Officer
August 8, 2003

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HDL Capital Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof or immediately thereafter (the "Report") I, William J. Little, Treasurer, Chief Accounting Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

/s/ William J. Little
___________________________________________________
William J. Little
Treasurer, Chief Accounting Officer and Chief Financial Officer
August 8, 2003

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.