Form 10QSB
period 2003-09-30
HDL CAPITAL CORP
filed 2003-11-17
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

HDL CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	331001725
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 2602 – 1111 Beach Ave
Vancouver, British Columbia Canada V6E 1T9
(Address of principal executive offices)

(604) 608-4226
(Registrant’s telephone number)

No former address or fiscal year
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2003, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

HDL CAPITAL CORP.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$388	$330

	$388	$330

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$700	$1,000
Due to related parties (Note 4)	6,300	2,215

	7,000	3,215

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(6,702)	(2,975)

	(6,612)	(2,885)

	$388	$330

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

				April 25,	April 25,
	Three Months	Three Months	Nine Months	2002	2002
	Ended	Ended	Ended	(inception)	(inception)
	September 30,	September 30,	September	to September	to September
	2003	2002	30, 2003	30, 2002	30, 2003

EXPENSES
Office and general	$210	$45	$1,131	$872	$2,223
Professional fees	850	750	2,596	750	4,479

NET LOSS FOR THE PERIOD	$(1,060)	$(795)	$(3,727)	$(1,622)	$(6,702)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.06)	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	90,000	14,151	90,000	14,151

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO SEPTEMBER 30, 2003

(Unaudited)

			Deficit
	Common Stock		Accumulated	Stockholders’
			During	Equity (Capital
	Number of		Development	Deficiency)
	shares	Amount	Stage

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the nine months ended September 30, 2003	-	-	(3,727)	(3,727)

Balance, September 30, 2003	90,000	$90	$(6,702)	$(6,612)

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	April 25, 2002	April 25, 2002
	Ended September	(inception) to	(inception) to
	30, 2003	September 30,	September 30,
		2002	2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(3,727)	$(1,622)	$(6,702)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	(300)	750	700

NET CASH USED IN OPERATING
ACTIVITIES	(4,027)	(872)	(6,002)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	90	90
Advances from related parties	4,085	1,515	6,300

NET CASH FLOWS FROM
FINANCING ACTIVITIES	4,085	1,605	6,390

INCREASE (DECREASE) IN CASH	58	733	388

CASH, BEGINNING OF PERIOD	330	-	-

CASH, END OF PERIOD	$388	$733	$388

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP. (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $6,702. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

On October 31, 2002, the Company completed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 25, 2002 in the State of Nevada. The Company’s fiscal year end is December 31 with its initial period being from April 25, 2002 (inception) to December 31, 2002.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards

HDL CAPITAL CORP. (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To September 30, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period certain directors made cash advances to the Company totalling $4,085 leaving $6,300 due as at September 30, 2003 ($2,215 – December 31, 2002). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $6,700 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the nine-month period ended September 30, 2003 the Company incurred general and administrative expenses of $3,727 of which $2,596 represented professional fees. Comparable expenses are for the period April 25, 2002 (inception) to September 30, 2002 during which the Company incurred general and administrative expenses of $1,622.

For the nine-month period ended September 30, 2003 the Company had a net loss of $3,727 or $0.04 cents per share. During the period April 25, 2002 (inception) to September 30, 2003 the Company had a net loss of $6,702.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2003 the Company used $4,027 in cash from operating activities. During this period the Company received $4,085 in advances from related parties. During the period April 25, 2002 (inception) to September 30, 2003 the Company used $6,002 in cash from operating activities and received $90 from proceeds on the sale of common stock and $6,300 in advances from related parties. As at September 30, 2003 the Company had $388 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

The Company’s plan of operations for the next 12 months is to continue to locate and acquire an operating business entity. To the extent that this search and the Company’s limited ongoing operations create cash requirements, it is anticipated that the Company’s directors and officers will lend required funds to the Company or purchase additional equity. No product research or development have been, or are at this time planned to be, undertaken. No purchases or sales of plant and significant equipment have been, or at this time are planned to be, undertaken. No employees have been hired and there are no planned hirings at this time.

Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL’s disclosure controls and procedures. It is the opinion of HDL’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL’s disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed during the quarter ended September 30, 2003 by the Registrant.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)

31.1	Form of Officers Certificate pursuant to Section 302

32.1	Certification pursuant to Section 906 of Philip N. Cassis

32.2	Certification pursuant to Section 906 of William J. Little

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: November 10, 2003	By: /s/ Philip Cassis
Philip Cassis, President and Director

By: /s/ William J. Little
William J. Little, Treasurer, Director,
Chief Accounting Officer and Chief
Financial Officer

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and
Director