Form 10KSB
period 2003-12-31
HDL CAPITAL CORP
filed 2004-03-29
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-50380

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer had no revenues for the fiscal year ended December 31, 2003.

As of December 31, 2003, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant. Because of the absence of an established trading market for the voting stock, the Registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one)  Yes ☐     No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2003

HDL CAPITAL CORP.

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation” and include elsewhere in this report.

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
- a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
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

Item 3. Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4. Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2003, there were 32 holders of record of our common stock and 90,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 32 registered shareholders at December 31, 2003.

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

Recent Sales of Unregistered Securities

HDL has sold a total of 30,000 shares to its 3 directors and officers in sales which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were under- taken pursuant to Section 5 of the 1933 Securities Act.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

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

For the year ended December 31, 2003 the Company incurred general and administrative expenses of $4,908 of which $3,538 represented professional fees. Comparable expenses are for the period April 25, 2002 (inception) to December 31, 2002 during which the Company incurred general and administrative expenses of $2,975.

For the year ended December 31, 2003 the Company had a net loss of $4,908 or $0.05 cents per share. During the period April 25, 2002 (inception) to December 31, 2002 the Company had a net loss of $2,975.

Liquidity and Capital Resources

For the year ended December 31, 2003 the Company used $4,908 in cash from operating activities. During this year the Company received $4,985 in advances from related parties. During the period April 25, 2002 (inception) to December 31, 2002 the Company used $2,975 in cash from operating activities and received $90 from proceeds on the sale of common stock and $2,215 in advances from related parties. As at December 31, 2003 the Company had $407 cash in the bank.

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies. SFAS No. 148 is effective for fiscal periods beginning after December 15, 2002.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

At this time the adoption of SFAS No. 145, 146, 148, 149 and 150 and FIN 45 and 46 have had no effect on the Company’s financial statements.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Item 7. Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

The Company’s principal independent accountant from April 25, 2002 (inception) to the current date is Labonte & Co., #610 – 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the Company’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”). DMCL’s address will remain at #610 – 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL’s address will be 1140 West Pender St., Vancouver, British Columbia, Canada.

Item 8A Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL’s disclosure controls and procedures. It is the opinion of HDL’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL’s disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected*1*2
Philip Cassis	President and Director	61	April 25, 2002
Christopher D. Farber	Director and Secretary	37	April 25, 2002
William J. Little	Director and Chief Financial Officer / Treasurer	61	April 25, 2002

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.
2.
The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Mr. Philip Cassis - Mr. Cassis has been self-employed as a business consultant for the previous 5 years and has, for the past year, been the President of China Diamond Corp., a company listed on the TSX-Venture Exchange which has an interest in a producing diamond mine in China. Mr. Cassis' business experience is in the areas of marketing, sales and finance of various companies for which he performs consulting and management services.

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

Mr. William J. Little - Since taking early retirement in 1996 as a partner from BDO Dunwoody, an international firm of Chartered Accountants, William Little has been self-employed as a business consultant. Since September, 2003, Mr. Little has been CFO of China Diamond Corp., a company listed on the TSX-Venture Exchange which has an interest in a producing diamond mine in China. Mr. Little has a Bachelor of Commerce and Business Administration from the University of British Columbia. He has been a Chartered Accountant since 1967.

The directors and officers of HDL are not expected, at any time, to devote more than 50% of their time to the business of HDL. None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10. Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and	Year	Salary	Bonus	Other	Restricted	Securities	LTIP	All other
principal		($)	($)	Annual	Stock	Underlying	payouts	Compen-
position				Compensation	Award(s)	options/	($)	sation
				($)	($)	SARs		($)
						(#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Philip N.	2003	0	0	0	0	0	0	0
Cassis,	2003	0	0	0	0	0	0	0
President

William J.	2003	0	0	0	0	0	0	0
Little, CFO,	2002	0	0	0	0	0	0	0
Treasurer

Christopher	2003	0	0	0	0	0	0	0
D. Farber,	2002	0	0	0	0	0	0	0
Secretary

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of HDL's common stock as of December 31, 2003 (90,000 issued and outstanding) by: (i) all stockholders known to HDL to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of HDL, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and		Amount of Stock	Percentage
Address	Position	Beneficially Owned	of Class

William J. Little (1)	Director,
	Treasurer	14,000 common	15.55%

Christopher D. Farber,	Director,
	Secretary	10,000 common	11.11%

Philip N. Cassis (2)	Director,
	President	14,000 common	15.55%

Directors and officers as a group		38,000 common	42.21%

(1)	Of the shares listed for William J. Little, 4,000 are owned by his spouse, Tania Little, as described below in Certain Relationships and Related Transactions.
(2)	Of the shares listed for Philip N. Cassis, 4,000 are owned by his spouse, Lorna Seaton, directly or indirectly, as described below in Certain Relationships and Related Transactions.

Item 12. Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

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

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13. Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14. Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on October 31, 2002)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on October 31, 2002)

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32	Section 906 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: March 15, 2004	By: /s/ Philip N. Cassis
Philip N. Cassis, President and Director,

Dated: March 15, 2004	By: /s/ William J. Little
Chief Financial Officer and Principal
Accounting Officer, Treasurer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2004	By: /s/ Christopher D. Farber
Christopher D. Farber, Director

HDL CAPITAL CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

INDEPENDENT AUDITORS’ REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of HDL Capital Corp.

We have audited the balance sheets of HDL Capital Corp. (a development stage company) as at December 31, 2003 and 2002 and the statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2003, the period from April 25, 2002 (inception) to December 31, 2002 and the period from April 25, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows and the changes in stockholders’ equity for the year ended December 31, 2003, the period from April 25, 2002 (inception) to December 31, 2002 and the period from April 25, 2002 (inception) to December 31, 2003in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has incurred losses since inception raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DALE MATHESON CARR-HILTON LABONTE”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
January 15, 2004

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash	$407	$330

	$407	$330

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,000	$1,000
Due to related parties (Note 4)	7,200	2,215

	8,200	3,215

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(7,883)	(2,975)

	(7,793)	(2,885)

	$407	$330

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		April 25, 2002	April 25, 2002
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$1,370	$1,092	$2,462
Professional fees	3,538	1,883	5,421

NET LOSS FOR THE PERIOD	$(4,908)	$(2,975)	$(7,883)

BASIC NET LOSS PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	90,000	90,000

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO DECEMBER 31, 2003

			Deficit
	Common Stock		Accumulated	Stockholders’
			During	Equity (Capital
	Number of		Development	Deficiency)
	shares	Amount	Stage

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	$90	$(7,883)	$(7,793)

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		April 25, 2002	April 25, 2002
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(4,908)	$(2,975)	$(7,883)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	-	1,000	1,000

NET CASH USED IN OPERATING ACTIVITIES	(4,908)	(1,975)	(6,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	90	90
Advances from related parties	4,985	2,215	7,200

NET CASH FLOWS FROM FINANCING ACTIVITIES	4.985	2,305	7,290

INCREASE IN CASH	77	330	407

CASH, BEGINNING OF YEAR	330	-	-

CASH, END OF YEAR	$407	$330	$407

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $7,883. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company anticipates funding its operations for the next 12 months through advances from directors as required.

On October 31, 2002, the Company completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002

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

To December 31, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year certain directors made cash advances to the Company totalling $4,985 (2002 - $2,215) leaving $7,200 due as at December 31, 2003 (December 31, 2002 -$2,215). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $7,900 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.