Form 10QSB
period 2004-03-31
HDL CAPITAL CORP
filed 2004-05-14
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No    ☐

As of March 31, 2004, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes  ☐    No    ☒

HDL CAPITAL CORP.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$364	$407

	$364	$407

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,875	$1,000
Due to related parties (Note 4)	7,482	7,200

	9,357	8,200

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(9,083)	(7,883)

	(8,993)	(7,793)

	$364	$407

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	April 25, 2002
	Ended March	Ended March	(inception) to
	31, 2004	31, 2003	March 31, 2004

GENERAL AND ADMINISTRATIVE
EXPENSES

Office and general	$600	$579	$3,062
Professional fees	600	718	6,021

NET LOSS FOR THE PERIOD	$(1,200)	$(1,297)	$(9,083)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	90,000	90,000

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO MARCH 31, 2004

(Unaudited)

			Deficit
			Accumulated	Stockholders’
	Common Stock		During	Equity (Capital
	Number of		Development	Deficiency)
	shares	Amount	Stage

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	$90	$(7,883)	$(7,793)

Net loss for the three months ended March 31, 2004	-	-	(1,200)	(1,200)

Balance, March 31, 2004	90,000	$90	$(9,083)	$(8,993)

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	April 25, 2002
	Ended March	Ended March	(inception) to
	31, 2004	31, 2003	March 31, 2004

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(1,200)	$(1,297)	$(9,083)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	875	472	1,875

NET CASH USED IN OPERATING	(325)	(825)	(7,208)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	282	2,471	7,482

NET CASH FLOWS FROM FINANCING	282	2,471	7,572
ACTIVITIES

INCREASE (DECREASE) IN CASH	(43)	1,646	364

CASH, BEGINNING OF PERIOD	407	330	-

CASH, END OF PERIOD	$364	$1,976	$364

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP. (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited) MARCH 31, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $9,083. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company anticipates funding its operations for the next 12 months through advances from directors as required.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

HDL CAPITAL CORP. (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited) MARCH 31, 2004

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

To March 31, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, certain directors made cash advances to the Company totalling $282 leaving $7,482 due as at March 31, 2004 (December 31, 2003 - $7,200). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $9,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

For the three month period ended March 31, 2004 the Company incurred general and administrative expenses of $1,200 of which $600 represented professional fees. This compares to the three month period ended March 31, 2002 where the Company incurred general and administrative expenses of $1,297.

For the three month period ended March 31, 2004 the Company had a net loss of $1,200 or $0.01 cents per share. During the comparable period in 2002 during which the Company had a net loss of $1,297 or $0.01 cents per share.

Liquidity and Capital Resources

For the three month period ended March 31, 2004 the Company used $325 in cash from operating activities. During this period the Company received $282 in advances from related parties. During the three month period ended March 31, 2003 the Company used $825 in cash from operating activities and received $2,471 in advances from related parties. As at March 31, 2004 the Company had $364 cash in the bank.

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

Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL’s disclosure controls and procedures. It is the opinion of HDL’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that HDL’s disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed during the quarter ended March 31, 2004 by the Registrant.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)

31.1	Certification pursuant to Section 302 of Philip N. Cassis

31.2	Certification pursuant to Section 302 of William J. Little

32.1	Certification pursuant to Section 906 of Philip N. Cassis

32.2	Certification pursuant to Section 906 of William J. Little

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: May 13, 2004	By: /s/ Philip Cassis
Philip Cassis, President and Director

By: /s/ William J. Little
William J. Little, Treasurer, Director,
Chief Accounting Officer and Chief
Financial Officer

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and
Director