Form 10QSB
period 2004-06-30
HDL CAPITAL CORP
filed 2005-11-09
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

(604) 608-4226
(Registrant’s telephone number)

No former address or fiscal year

     (Former name, former address and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2004, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

HDL CAPITAL CORP.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$567	$407

	$567	$407

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,320	$1,000
Due to related parties (Note 4)	9,881	7,200

	11,201	8,200

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(10,724)	(7,883)

	(10,634)	(7,793)

	$567	$407

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Six Months	Three	Six Months	April 25, 2002
	Months	Ended June	Months	Ended June	(Inception) to
	Ended June	30, 2004	Ended June	30, 2003	June 30, 2004
	30, 2004		30, 2003

EXPENSES

Office and general	$527	$1,127	$342	$921	$3,589
Professional fees	1,114	1,714	1,028	1,746	7,135

NET LOSS FOR THE PERIOD	$(1,641)	$(2,841)	$(1,370)	$(2,667)	$(10,724)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.02)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	90,000	90,000	90,000	90,000

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO JUNE 30, 2004

(Unaudited)

			Deficit
	Common Stock		Accumulated
			During	Stockholders’
	Number		Development	Equity
	of shares	Amount	Stage	(Capital
				Deficiency)

Common stock issued for cash at $0.001 per
share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	90	(7,883)	(7,793)

Net loss for the six months ended June 30, 2004	-	-	(2,841)	(2,841)

Balance, June 30, 2004	90,000	$90	$(10,724)	$(10,634)

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months	April 25,
	Ended June	Ended June	2002
	30, 2004	30, 2003	(inception) to
			June 30, 2004

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(2,841)	$(2,667)	$(10,724)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	320	(1,000)	1,320

NET CASH USED IN OPERATING	(2,521)	(3,667)	(9,404)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	2,681	3,785	9,881

NET CASH FLOWS FROM FINANCING	2,681	3,785	9,971
ACTIVITIES

INCREASE IN CASH	160	118	567

CASH, BEGINNING OF PERIOD	407	330	-

CASH, END OF PERIOD	$567	$448	$567

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $10,724. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business (refer to Note 6). The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company anticipates funding its operations for the next 12 months through advances from directors as required.

The Company completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

HDL CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

HDL CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To June 30, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation .

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004, certain directors made cash advances to the Company totalling $2,681 leaving $9,881 due as at June 30, 2004 (December 31, 2003 -$7,200). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $10,700 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

NOTE 6 – SUBSEQUENT EVENTS

Effective September 20, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Nurv Technologies Incorporated (“NTI”), a private communications technology development company federally incorporated in Canada. The sole common shareholder of NTI has agreed to sell the Company a 60% interest in the common stock of NTI for nominal consideration. In connection with this acquisition, the Company intends to complete a financing and file a Form SB-2 Registration Statement. The proceeds of the financing will be used to fund NTI and for general working capital purposes. The Company and NTI will continue to seek out new business opportunities. The completion of this transaction is subject to the Company and NTI completing due diligence procedures and the preparation and execution of a definitive agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to our financial statements have the greatest impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Results of Operation

For the six-month period ended June 30, 2004 the Company incurred general and administrative expenses of $2,841 including professional fees of $1,714. For the six-month period ended June 30, 2003 the Company incurred general and administrative expenses of $2,667 including professional fees of $1,746.

For the six-month period ended June 30, 2004 the Company had a net loss of $2,841 or $0.03 cents per share. For the six-month period ended June 30, 2003 the Company had a net loss of $2,667 or $0.03 cents per share.

Liquidity and Capital Resources

For the six-month period ended June 30, 2004 the Company used $2,521 cash in operating activities and received $2,681 in advances from related parties. For the six-month period ended June 30, 2003 the Company used $3,667 cash in operating activities and received $3,785 in advances from related parties. As at June 30, 2004 the Company had $567 cash in the bank. As at June 30, 2003 the Company had $448 cash in the bank.

Inflation

Management does not believe that inflation had a material adverse effect on the financial statements for the periods presented.

ITEM 3:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in internal controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no reports on Form 8-K filed during the quarter ended June 30, 2004 by the Registrant.

4

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

HDL CAPITAL CORP.

Dated: November 7, 2005	By: /s/ Philip Cassis
Philip Cassis, President and Director

By: /s/ William J. Little
William J. Little, Treasurer, Director,
Chief Accounting Officer and Chief
Financial Officer

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and
Director

5