Form 10QSB
period 2004-09-30
HDL CAPITAL CORP
filed 2005-11-10
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO __________

COMMISSION FILE NUMBER: 000-31639

HDL CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	331001725
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 2602 – 1111 Beach Ave.
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

As of September 30, 2004, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

HDL CAPITAL CORP.

PART I: FINANCIAL INFORMATION

ITEM 1:             FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$13	$407

	$13	$407

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,335	$1,000
Due to related parties (Note 4)	9,881	7,200

	12,216	8,200

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(12,293)	(7,883)

	(12,203)	(7,793)

	$13	$407

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Nine	Three	Nine	April 25, 2002
	Months	Months	Months	Months	(Inception) to
	Ended	Ended	Ended	Ended	September 30,
	September	September	September	September	2004
	30, 2004	30, 2004	30, 2003	30, 2003

EXPENSES

Office and general	$569	$1,696	$210	$1,131	$4,158
Professional fees	1,000	2,714	850	2,596	8,135

NET LOSS FOR THE PERIOD	$(1,569)	$(4,410)	$(1,060)	$(3,727)	$(12,293)

BASIC NET LOSS PER SHARE		$(0.02)	$(0.05)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON		90,000	90,000	90,000	90,000
SHARES OUTSTANDING

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO SEPTEMBER 30, 2004

(Unaudited)

			Deficit
	Common Stock		Accumulated
			During	Stockholders’
	Number		Development	Equity
	of shares	Amount	Stage	(Capital
				Deficiency)

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	90	(7,883)	(7,793)

Net loss for the nine months ended September 30, 2004	-	-	(4,410)	(4,410)

Balance, September 30, 2004	90,000	$90	$(12,293)	$(12,203)

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months	April 25,
	Ended	Ended	2002
	September 30,	September 30,	(inception) to
	2004	2003	September 30,
			2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,410)	$(3,727)	$(12,293)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	1,335	(300)	2,335

NET CASH USED IN OPERATING ACTIVITIES	(3,075)	(4,027)	(9,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	2,681	4,085	9,881

NET CASH FLOWS FROM FINANCING ACTIVITIES	2,681	4,085	9,971

INCREASE (DECREASE) IN CASH	(394)	58	13

CASH, BEGINNING OF PERIOD	407	330	-

CASH, END OF PERIOD	$13	$388	$13

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $12,293. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business (refer to Note 6). The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company anticipates funding its operations for the next 12 months through advances from directors as required.

The Company completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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
SEPTEMBER 30, 2004

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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
SEPTEMBER 30, 2004

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

To September 30, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, certain directors made cash advances to the Company totalling $2,681 leaving $9,881 due as at September 30, 2004 (December 31, 2003 - $7,200). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $12,300 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

Results of Operations

For the nine-month period ended September 30, 2004 the Company incurred general and administrative expenses of $4,410 including professional fees of $2,714. For the nine-month period ended September 30, 2003 the Company incurred general and administrative expenses of $3,727 including professional fees of $2,596.

For the nine-month period ended September 30 2004 the Company had a net loss of $4,410 or $0.05 cents per share. For the nine-month period ended September 30, 2003 the Company had a net loss of $3,727 or $0.04 cents per share.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2004 the Company used $3,075 cash in operating activities and received $2,681 in advances from related parties. For the nine-month period ended September 30, 2003 the Company used $4,027 cash in operating activities and received $4,085 in advances from related parties. As at September 30, 2004 the Company had $13 cash in the bank. As at September 30, 2003 the Company had $388 cash in the bank.

Inflation

Management does not believe that inflation had a material adverse effect on the financial statements for the periods presented.

ITEM 3:              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Not Applicable

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed during the quarter ended September 30, 2004 by the Registrant.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)

31.1	Form of Officer's Certificate Pursuant To Section 302 - CEO

31.2	Form of Officer's Certificate Pursuant To Section 302 - CFO

32.1	Certification Section 906 of The Sarbanes-Oxley Act of 2002 - CEO

32.2	Certification Section 906 of The Sarbanes-Oxley Act of 2002 - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: November 8, 2005	By: /s/ Philip Cassis
Philip Cassis, President and Director

By: /s/ William J. Little
William J. Little, Treasurer, Director,
Chief Accounting Officer and Chief
Financial Officer

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and
Director