Form 10KSB
period 2004-12-31
HDL CAPITAL CORP
filed 2005-11-23
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer had no revenues for the fiscal year ended December 31, 2004.

As of December 31, 2004, the Registrant had 90,000 shares of common stock issued and outstanding of which 52,000 were held by non-affiliates of the Registrant. Because of the absence of an established trading market for the voting stock, the Registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☒ No ☐

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2004

HDL CAPITAL CORP.

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate”, “intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation” and include elsewhere in this report.

PART I

Item 1.                Description of Business

Company History and Business

HDL Capital Corp. ("HDL") was organized under the laws of the State of Nevada on April 25, 2002. HDL was incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

HDL was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business entity which management believes is a suitable acquisition candidate (a "target company"). HDL will not restrict its search to any specific business, industry or geographical location.

HDL does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with money in HDL's treasury or loaned to HDL by management.

Although HDL was under no obligation to do so, it voluntarily filed a Form 10SB registration statement because it believes that it can better facilitate its business goals if it is a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act"). HDL intends to proceed as an electronic filer when filing reports under the Exchange Act and, as a result, the public will in the future be able to access these reports on the SEC's EDGAR website which contains reports, proxy and information statements and other information for reporting issuers. The address of the SEC's website is www.sec.gov. Annual proxy information sent to shareholders prior to annual meetings of shareholders will include financial statements for HDL.

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

Item 4.                Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.                Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2004, there were 32 holders of record of our common stock and 90,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 32 registered shareholders at December 31, 2004.

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

Recent Sales of Unregistered Securities

HDL has sold a total of 30,000 shares to its 3 directors and officers in sales which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were undertaken pursuant to Section 5 of the 1933 Securities Act.

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

Results of Operations

For the year ended December 31, 2004 the Company incurred general and administrative expenses of $7,473 including professional fees of $5,464. For the year ended December 31, 2003 the Company incurred general and administrative expenses of $4,908 including professional fees of $3,538.

For the year ended December 31, 2004 the Company had a net loss of $7,473 or $0.08 cents per share. For the year ended December 31, 2003 the Company had a net loss of $4,908 or $0.05cents per share.

Liquidity and Capital Resources

For the year ended December 31, 2004 the Company used $3,088 cash in operating activities and received $2,681 in advances from related parties. For the year ended December 31, 2003 the Company used $4,908 cash in operating activities and received $4,985 in advances from related parties. As at December 31, 2004, the Company had $NIL cash in the bank. As at December 31, 2003 the Company had $407 cash in the bank.

The Company’s plan of operations for the next 12 months is to continue to locate and acquire an operating business entity and, subsequent to the date of these financial statements, it entered into a memorandum of understanding to this end. Effective September 20, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Nurv Technologies Incorporated (“NTI”), a private communications technology development company federally incorporated in Canada. The sole common shareholder of NTI has agreed to sell the Company a 60% interest in the common stock of NTI for nominal consideration. In connection with this acquisition, the Company intends to complete a financing and file a Form SB-2 Registration Statement. The proceeds of the financing will be used to fund NTI and for general working capital purposes. The Company and NTI will continue to seek out new business opportunities. The completion of this transaction is subject to the Company and NTI completing due diligence procedures and the preparation and execution of a definitive agreement.

To the extent that its search for an ongoing business or development stage business and the Company’s limited ongoing operations create cash requirements, it is anticipated that the Company’s directors and officers will lend required funds to the Company or purchase additional equity. No product research or development have been, or are at this time planned to be, undertaken. No purchases or sales of plant and significant equipment have been, or at this time are planned to be, undertaken. No employees have been hired and there are no planned hirings at this time.

New Accounting Pronouncements and Critical Accounting Policies

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Item 7.                Financial Statements

The audited Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

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

Item 8A              Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL’s disclosure controls and procedures. It is the opinion of HDL’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report and at the date of the financial statement period end, December 31, 2004, that HDL’s disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Name	Position	Ages	Date Elected*1*2
Philip Cassis	President and Director	63	April 25, 2002
Christopher D. Farber	Director and Secretary	38	April 25, 2002
William J. Little	Director and Chief Financial Officer / Treasurer	63	April 25, 2002

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

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

Item 10.               Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compen- sation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Philip N. Cassis, President	2003 2004	0 0	0 0	0 0	0 0	0 0	0 0	0 0
William J. Little, CFO, Treasurer	2003 2004	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Christopher D. Farber Secretary	2003 2004	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Item 11.               Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of HDL's common stock as of December 31, 2004 (90,000 issued and outstanding) by: (i) all stockholders known to HDL to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of HDL, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and		Amount of Stock	Percentage
Address	Position	Beneficially Owned	of Class
William J. Little (1)	Director, Treasurer	14,000 common	15.55%

Christopher D. Farber,	Director, Secretary	10,000 common	11.11%

Philip N. Cassis (2),	Director, President	14,000 common	15.55%

Directors and officers as a group		38,000 common	42.21%

(1)	Of the shares listed for William J. Little, 4,000 are owned by his spouse, Tania Little, as described below in Certain Relationships and Related Transactions.
(2)	Of the shares listed for Philip N. Cassis, 4,000 are owned by his spouse, Lorna Seaton, directly or indirectly, as described below in Certain Relationships and Related Transactions.

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

Item 13.               Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2004.

Item 14.               Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report and at the time of the period end for the financial statements, December 31, 2004, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on October 31, 2002)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on October 31, 2002)

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: November 15, 2005	By: /s/ Philip N. Cassis
Philip N. Cassis, President and Director,

Dated: November 15, 2005	By: /s/ William J. Little
Chief Financial Officer and Principal
Accounting Officer, Treasurer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 15, 2005	By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and Director

HDL CAPITAL CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of HDL Capital Corp.

We have audited the balance sheets of HDL Capital Corp. (a development stage company) as at December 31, 2004 and 2003 and the statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from April 25, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from April 25, 2002 (inception) to December 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
October 21, 2005

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$-	$407

	$-	$407

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,385	1,000
Due to related parties (Note 4)	9,881	7,200

	15,266	8,200

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(15,356)	(7,883)

	(15,266)	(7,793)

	$-	$407

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			April 25,
	Year ended	Year ended	2002
	December	December	(inception) to
	31, 2004	31, 2003	December
			31, 2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$2,009	$1,370	$4,471
Professional fees	5,464	3,538	10,885

NET LOSS FOR THE PERIOD	$(7,473)	$(4,908)	$(15,356)

BASIC NET LOSS PER SHARE	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	90,000	90,000

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO DECEMBER 31, 2004

			Deficit
	Common Stock		Accumulated
			During	Stockholders’
	Number		Development	Equity
	of shares	Amount	Stage	(Capital
				Deficiency)

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	90	(7,883)	(7,793)

Net loss for the year ended December 31, 2004	-	-	(7,473)	(7,473)

Balance, December 31, 2004	90,000	$90	$(15,356)	$(15,266)

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			April 25, 2002
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(7,473)	$(4,908)	$(15,356)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	4,385	-	5,385

NET CASH USED IN OPERATING ACTIVITIES	(3,088)	(4,908)	(9,971))

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	2,681	4,985	9,881

NET CASH FLOWS FROM FINANCING	2,681	4,985	9,971
ACTIVITIES

INCREASE (DECREASE) IN CASH	(407)	77	-

CASH, BEGINNING OF YEAR	407	330	-

CASH, END OF YEAR	$-	$407	$-

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $15,356. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business (refer to Note 6). The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. Unless the Company completes the proposed financing as disclosed in Note 6, the Company anticipates funding its existing operations for the next 12 months through advances from directors as required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

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

DECEMBER 31, 2004 and 2003

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To December 31, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2004, certain directors made cash advances to the Company totalling $2,681 (2003 - $4,985) leaving $9,881 due as at December 31, 2004 (December 31, 2003 - $7,200). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $15,300 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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