Form 10QSB
period 2005-06-30
HDL CAPITAL CORP
filed 2005-11-25
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act Yes ☒ No ☐

As of June 30, 2005, the Registrant had 90,000 shares of common stock issued and outstanding of which
52,000 were held by non-affiliates of the Registrant.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

HDL CAPITAL CORP.

PART I: FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2005	December 31,
		2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$-

	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,950	$5,385
Due to related parties (Note 4)	10,416	9,881

	17,366	15,266

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock	90	90
Deficit accumulated during development stage	(17,456)	(15,356)

	(17,366)	(15,266)

	$-	$-

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six Months	Six Months	April 25, 2002
	Months	Months	Ended June	Ended June	(Inception) to
	Ended June	Ended June	30, 2005	30, 2004	June 30, 2005
	30, 2005	30, 2004

EXPENSES

Office and general	$300	$527	$600	$342	$5,071
Professional fees	750	1,114	1,500	1,028	12,385

NET LOSS FOR THE	$(1,050)	$(1,641)	$(2,100)	$(1,370)	$(17,456)
PERIOD

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	90,000	90,000	90,000	90,000

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO JUNE 30, 2005
(Unaudited)

			Deficit
	Common Stock		Accumulated
			During	Stockholders’
	Number of		Development	Equity (Capital
	shares	Amount	Stage	Deficiency)

Common stock issued for cash at $0.001 per share
September 6, 2002	90,000	$90	$-	$90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-	-	(2,975)	(2,975)

Balance, December 31, 2002	90,000	90	(2,975)	(2,885)

Net loss for the year ended December 31, 2003	-	-	(4,908)	(4,908)

Balance, December 31, 2003	90,000	90	(7,883)	(7,793)

Net loss for the year ended December 31, 2004	-	-	(7,473)	(7,473)

Balance, December 31, 2004	90,000	90	(15,356)	(15,266)

Net loss for the six months ended June 30, 2005	-	-	(2,100)	(2,100)

Balance, June 30, 2005	90,000	$90	$(17,456)	$(17,366)

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months	April 25,
	Ended June	Ended June	2002
	30, 2005	30, 2004	(inception) to
			June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,100)	$(2,841)	$(17,456)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	1,565	320	6,950

NET CASH USED IN OPERATING ACTIVITIES	(535)	(2,521)	(10,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	535	2,681	10,416

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	2,681	10,506

INCREASE IN CASH	-	160	-

CASH, BEGINNING OF PERIOD	-	407	-

CASH, END OF PERIOD	$-	$567	$-

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

HDL CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $17,456. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business (refer to Note 6). The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. Unless the Company completes the proposed financing as disclosed in Note 6, the Company anticipates funding its existing operations for the next 12 months through advances from directors as required.

The Company completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
JUNE 30, 2005

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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
JUNE 30, 2005

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

To June 30, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, certain directors made cash advances to the Company totalling $535 leaving $10,416 due as at June 30, 2005 (December 31, 2004 - $9,981). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $17,400 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

Results of Operations

For the six-month period ended June 30, 2005 the Company incurred general and administrative expenses of $2,100 including professional fees of $1,500. For the six-month period ended June 30, 2004 the Company incurred general and administrative expenses of $1,370 including professional fees of $1,028.

For the six-month period ended June 30, 2005 the Company had a net loss of $2,100 or $0.02 cents per share. For the six-month period ended June 30, 2004 the Company had a net loss of $1,370 or $0.02cents per share.

Liquidity and Capital Resources

For the six-month period ended June 30, 2005 the Company used $535 cash in operating activities and received $535 in advances from related parties. For the six-month period ended June 30, 2004 the Company used $2,521 cash in operating activities and received $2,681 in advances from related parties. As at June 30, 2005 the Company had no cash in the bank. As at June 30, 2004 the Company had $567 cash in the bank.

Subsequent Event

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

ITEM 3:           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed during the quarter ended June 30, 2005 by the Registrant.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on October 31, 2002).

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on October 31, 2002)

31.1	Form of Officers Certificate pursuant to Section 302 - CEO

31.2	Form of Officers Certificate pursuant to Section 302 - CFO

32.1	Certification pursuant to Section 906 of Philip N. Cassis

32.2	Certification pursuant to Section 906 of William J. Little

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDL CAPITAL CORP.

Dated: November 21, 2005	By: /s/ Philip Cassis
Philip Cassis, President and Director

By: /s/ William J. Little
William J. Little, Treasurer, Director,
Chief Accounting Officer and Chief
Financial Officer

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and
Director