Form 10KSB
period 2005-12-31
HDL CAPITAL CORP
filed 2006-03-28
CIK 1201718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-50380

HDL CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	331001725
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4450 Paletta Court
Burlington, Ontario Canada
L7L 5R2
(Address of principal executive offices)

(416) 202-8301)
(Registrant’s telephone number)

Suite 2602 – 1111 Beach Ave
Vancouver, British Columbia Canada
V6E 1T9
(Former address)

No former fiscal year

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

The Issuer had no revenues for the fiscal year ended December 31, 2005.

As of December 31, 2005, the Registrant had 90,000 shares of common stock issued and outstanding of which 62,000 were held by non-affiliates of the Registrant. Because of the absence of an established trading market for the voting stock, the Registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one)    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☒   No ☐

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005

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
  increased visibility in the financial community;
  the facilitation of borrowing from financial institutions;
  improved trading efficiency;
  shareholder liquidity;
  greater ease in subsequently raising capital;
  compensation of key employees through stock options;
  enhanced corporate image;
  a presence in the United States capital market.

A target company, if any, which may be interested in a business combination with HDL may include the following:

  a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
  a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms accept- able to it;
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

Item 2. Description of Property

HDL does not have any physical property. HDL does not lease any office premises and its principal executive offices offices are located in Burlington,Ontario, Canada in the premises of a company affiliated with Andreas Roussos, Chief Executive Officer, President and Director.

Item 3. Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4. Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2005, there were 32 holders of record of our common stock and 90,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 32 registered shareholders at December 31, 2005.

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

Recent Sales of Unregistered Securities

HDL has sold a total of 30,000 shares to its 3 initial directors and officers in sales which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were under- taken pursuant to Section 5 of the 1933 Securities Act.

HDL has sold a total of 60,000 shares to 30 persons residing outside of the United States under Regulation S. All of the persons who purchased these shares are residents of Canada and have been advised that:

  the Articles of HDL restrict the transfer of their shares;
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

Of the 60,000 shares sold under Regulation S, a total of 4,000 are owned directly or indirectly by Lorna Seaton, the spouse of Philip N. Cassis, a director and former officer. A total of 4,000 are owned by Tania Little, spouse of William J. Little, a director and officer.

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

Results of Operations

For the year ended December 31, 2005 the Company incurred general and administrative expenses of $8,357 including professional fees of $7,370. For the year ended December 31, 2004, the Company incurred general and administrative expenses of $7,473 including professional fees of $5,464

For the year ended December 31, 2005 the Company had a net loss of $8,357 or $0.09 cents per share. For the year ended December 31, 2004 the Company had a net loss of $7,473 or $0.08 cents per share.

Liquidity and Capital Resources

During the year ended December 31, 2005, the Company used $6,406 cash in operating activities and received $6,406 in advances from related parties. During the year ended December 31, 2004, the

Company used $3,088 cash in operating activities and received $2,681 in advances from related parties. As at December 31, 2005 and 2004, the Company had no cash in the bank.

The Company’s plan of operations for the next 12 months is to continue its efforts to locate and acquire an operating business entity. Effective September 20, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Nurv Technologies Incorporated (“NTI”), a private communications technology development company federally incorporated in Canada. The Company specializes in telematics technology that integrates Global Positional Service and wireless communications. The sole common shareholder of NTI has agreed to sell the Company a 60% interest in the common stock of NTI for nominal consideration. The proceeds of the financing will be used to fund NTI and for general working capital purposes. The Company and NTI will continue to seek out new business opportunities. The completion of this transaction is subject to the Company and NTI completing due diligence procedures and the preparation and execution of a definitive share purchase agreement. Effective March 7, 2006, the Company and NTI mutually agreed to terminate the MOU.

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

Because the Company is a shell company (as that term is defined in the SEC rules) upon closing of any acquisition of a target or active business or upon commencing an active business, the Company is required, under new rules of the SEC made final in August of 2005, to file a material change report on Form 8K containing 10SB registration statement level disclosure concerning.

At this point, the Company has no agreements to enter into any acquisition of an active business or assets and has no plans to commence active business itself.

New Accounting Pronouncements and Critical Accounting Policies

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

Basis of presentation

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the financial statement presentation is only of basic loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2005, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation”. The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation (“FIN”) No.44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25”, which provides guidance as to certain applications of APB No. 25.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to give guidance on the implementation of SFAS No. 123R. We will consider SAB No. 107 during the implementation of SFAS No. 123R.

In July 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or results of operations.

Inflation

Management does not believe that inflation will have a material adverse affect on the financial statements for the periods presented.

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

Item 8A Controls and Procedures

HDL has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, HDL conducts a review and evaluation of the effectiveness of HDL’s disclosure controls and procedures. It is the opinion of HDL’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report and at the date of the financial statement period end, that as of December 31, 2005, HDL’s disclosure controls and procedures are effective and ensure that any material information relating to HDL is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in HDL’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected*1*2
Andreas Roussos	Director and President / Chief Executive Officer	51	December 6, 2005
Philip Cassis	Director and Chairman of the Board	63	April 25, 2002 ( see comment below)
William J. Little	Director and Chief Financial Officer / Treasurer and Secretary	63	April 25, 2002 (see comment below)
Christopher D. Farber	Former Director / Secretary	39	April 25, 2002 ( see comment below)

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.

The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Mr. Andreas Roussos - On December 6, 2005, Mr. Roussos was appointed Director, President and Chief Executive Officer of HDL. Mr. Roussos has 15 years experience with small and medium size business start ups and growth companies. His appointments have included Chief Executive Officer, President, Chief Financial Officer and Consultant. Mr. Roussos has been active in raising venture and growth capital. He has negotiated strategic mergers and acquisitions and is highly skilled in leveraged buy-outs. He has extensive experience in investment banking, and equities markets in Canada, United States and the United Kingdom. He also has national and international real estate development experience.

Mr. Philip Cassis - Mr. Cassis has been self-employed as a business consultant for the previous 5 years and has, for the past year, been Director of China Diamond Corp., a company listed on the TSX-Venture Exchange which has an interest in a producing diamond mine in China. In 2004, Mr. Cassis served as President of China Diamond Corp. For the past year, Mr. Cassis has also served as Director of Eiger Technology, Inc., a company listed on the Toronto Stock Exchange providing VoIP telecommunications services through its subsidiary, Newlook Industries Corp. Mr. Cassis' business experience is in the areas of marketing, sales and finance of various companies for which he performs consulting and management services. On December 6, 2005, Mr. Cassis resigned as President of HDL. Mr. Cassis was elected Chairman of the Board of HDL on December 6, 2005.

Mr. William J. Little - Since taking early retirement in 1996 as a partner from BDO Dunwoody, an international firm of Chartered Accountants, Mr. Little has been self-employed as a business consultant. During 2004, Mr. Little served as CFO of China Diamond Corp., a company listed on the TSX-Venture Exchange. Little has a Bachelor of Commerce and Business Administration from the University of British Columbia. Since 1967 he has been a Chartered

Accountant. On November 23, 2005, Mr. Little was appointed Secretary of HDL, being in addition to Director , Chief Financial Officer and Treasurer of HDL.

Mr. Christopher Farber - For the previous eleven years, Mr. Farber has been employed as a lawyer. He is presently practicing as CD Farber Law Corporation, a sole practice. He is also employed since November, 2001 as corporate counsel to Eiger Technology, Inc., a Canadian company listed on the Toronto Stock Exchange. On November 23, 2005, Mr. Farber resigned as Director and Secretary of HDL.

The directors and officers of HDL are not expected, at any time, to devote more than 50% of their time to the business of HDL. None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10. Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compe nsation ($) (e)	Awards		Payouts	All other Compen- sation ($) (i)
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Andreas Roussos, President and Chief Executive Officer (1)	2005	0	0	0	0	0	0	0
Philip N. Cassis, (former President) (2)	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
William J. Little, CFO, Treasurer and Secretary (3)	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Christopher D. Farber, (former Secretary) (4)	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Notes:

1.	Appointed President and Chief Executive Officer on December 6, 2005.

2.	Resigned as President on December 6, 2005.

3.	Appointed Secretary on November 23, 2005, being in addition to previous appointment as CFO and Treasurer.

4.	Resigned as Secretary on November 23, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of HDL's common stock as of December 31, 2005 (90,000 issued and out- standing) by: (i) all stockholders known to HDL to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of HDL, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class

William J. Little (1)	Director, Treasurer, Secretary	14,000 common	15.55%

Philip N. Cassis (2)	Director	14,000 common	15.55%

Celbridge Holding Limited (3)		10,000 common	11.00%

Directors and officers as a group		28,000 common	31.10%

(1)	Of the shares listed for William J. Little, 4,000 are owned by his spouse, Tania Little, as described below in Certain Relationships and Related Transactions.

(2)	Of the shares listed for Philip N. Cassis, 4,000 are owned by his spouse, Lorna Seaton, directly or indirectly, as described below in Certain Relationships and Related Transactions.

(3)

Christopher Farber, former Director and Secretary, previously owned 10,000 common shares which were transferred to Celbridge Holdings Limited, a company registered in Cyprus, of which Andreas Roussos, current President, Chief Executive Officer and Director of HDL, is the President.

Item 12. Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

During the past three years, there have not been any transactions that have occurred between HDL and its officers, directors, and five percent or greater shareholders, except as follows:

William J. Little, Director and Treasurer and Secretary , purchased 10,000 common shares on September 6, 2002.

Christopher D. Farber, former Director and former Secretary, purchased 10,000 common shares on September 6, 2002. On November 23, 2005 these shares were sold to Celbridge Holdings Limited, a company registered in Cyprus, of which Andreas Roussos, current President, Chief Executive Officer and Director of HDL, is the President.

Philip N. Cassis, Director and former President, purchased 10,000 common shares on September 6, 2002.

On September 6, 2002, a number of persons who are immediate family members of two directors, William J. Little and Philip Cassis, purchased shares in HDL.

These persons, their relationship to these directors and the number of shares they purchased is as follows (3):

Tania Little (spouse of William J. Little) 2,000 common shares at $0.001 per share

Deborah A. Little (daughter of William J. Little) 2,000 common shares at $0.001 per share

Lloyd E. Little (brother of William J. Little) 2,000 common shares at $0.001 per share

Doris I. Little (sister-in-law of William J.Little) 2,000 common shares at $0.001 per share

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

Item 13. Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2005.

Item 14. Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report and at the time of the period end for the financial statements, December 31, 2005, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

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

HDL CAPITAL CORP.

Dated: March 14, 2006	By: /s/ Andreas Roussos
Andreas Roussos, , Chief Executive Officer,
President and Director

Dated: March 14, 2006	By: /s/ William J. Little
Chief Financial Officer and Principal
Accounting Officer, Treasurer, Secretary and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2006	By: /s/ William J. Little
Chief Financial Officer and Principal
Accounting Officer, Treasurer, Secretary and Director

HDL CAPITAL CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of HDL Capital Corp.

We have audited the accompanying balance sheets of HDL Capital Corp. (a development stage company) as of December 31, 2005 and 2004 and the statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from April 25, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of HDL Capital Corp. as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years ended December 31, 2005 and 2004 and the period from April 25, 2002 (inception) to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dale Matheson Carr-Hilton Labonte

CHARTERED ACCOUNTANTS

March 7, 2006
Vancouver, Canada

HDL CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

		December 31,		December 31,
		2005		2004

ASSETS

TOTAL ASSETS	$		$
		-		-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$		$
		7,336		5,385
Due to related parties (Note 4)		16,287		9,881

		23,623		15,266

GOING CONCERN CONTINGENCY (Note 1)

PROPOSED ACQUISITION (Note 6)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 3)
Authorized
Common stock, $0.001 par value, 100,000,000 shares
Issued and outstanding
90,000 shares of common stock		90		90
Deficit accumulated during the development stage		(23,713)		(15,356)

		(23,623)		(15,266)

	$		$
		-		-

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

						Cumulative
						results of
						operations
						from April
						25, 2002
		Year ended		Year ended		(inception) to
		December		December		December
		31, 2005		31, 2004		31, 2005

GENERAL AND ADMINISTRATIVE
EXPENSES

Office and general	$		$		$
		987		2,009		5,458
Professional fees		7,370		5,464		18,255

NET LOSS	$		$		$
		(8,357)		(7,473)		(23,713)

BASIC NET LOSS PER SHARE	$		$
		(0.09)		(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		90,000		90,000

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 25, 2002 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock				Deficit
					Accumulated
	Number		Amount		During the		Stockholders’
	of shares				Development		Deficit
					Stage

Common stock issued for cash at $0.001 per
share
September 6, 2002	90,000	$		$		$
			90		-		90

Net loss for the period April 25, 2002
(inception) to December 31, 2002	-		-		(2,975)		(2,975)

Balance, December 31, 2002	90,000		90		(2,975)		(2,885)

Net loss	-		-		(4,908)		(4,908)

Balance, December 31, 2003	90,000		90		(7,883)		(7,793)

Net loss	-		-		(7,473)		(7,473)

Balance, December 31, 2004	90,000		90		(15,356)		(15,266)

Net loss	-		-		(8,357)		(8,357)

Balance, December 31, 2005	90,000	$		$		$
			90		(23,713)		(23,623)

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			results of
			operations
			from April 25,
			2002
	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(8,357)	$(7,473)	$(23,713)
Adjustments to reconcile net loss
to net cash used in operating activities:
Accounts payable and accrued liabilities	1,951	4,385	7,336

NET CASH USED IN OPERATING	(6,406)	(3,088)	(16,377)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	90
Advances from related parties	6,406	2,681	16,287

NET CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	6,406	2,681	16,377

NET DECREASE IN CASH	-	(407)	-

CASH, BEGINNING OF YEAR	-	407	-

CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is in the initial development stage and has incurred losses since inception totalling $23,713. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating or development stage business (refer to Note 6). The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. Unless the Company completes the proposed financing as disclosed in Note 6, the Company anticipates funding its existing operations for the next 12 months through advances from directors as required.

On October 31, 2002, the Company completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on April 25, 2002 in the State of Nevada. The Company’s fiscal year end is December 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates and assumptions

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair value of financial instruments

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

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

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of December 31, 2005, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation”. The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25”, which provides guidance as to certain applications of APB No. 25.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to give guidance on the implementation of SFAS No. 123R. We will consider SAB No. 107 during the implementation of SFAS No. 123R.

In July 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or results of operations.

HDL CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2005, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, certain directors made cash advances to the Company totalling $6,406 (2004 - $2,681) leaving $16,287 due as of December 31, 2005 (December 31, 2004 - $9,881). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $23,700, which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

NOTE 6 – SUBSEQUENT EVENT

Effective September 20, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Nurv Technologies Incorporated (“NTI”), a private communications technology development company federally incorporated in Canada. The Company specializes in telematics technology that integrates Global Positional Service and wireless communications. The sole common shareholder of NTI has agreed to sell the Company a 60% interest in the common stock of NTI for nominal consideration. The proceeds of the financing will be used to fund NTI and for general working capital purposes. The Company and NTI will continue to seek out new business opportunities. The completion of this transaction is subject to the Company and NTI completing due diligence procedures and the preparation and execution of a definitive share purchase agreement. Effective March 7, 2006, the Company and NTI mutually agreed to terminate the MOU.